Form 10-K405
period 1996-12-31
SEARS CREDIT ACCOUNT MASTER TRUST II
filed 1997-03-27
CIK 923569

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

Commission file number 33-79186-01

SEARS CREDIT ACCOUNT MASTER TRUST II
(Exact name of registrant as specified in its charter)

Illinois                           Not Applicable
(State of Organization)  (I.R.S. Employer Identification No.)

c/o Sears Receivables Financing Group, Inc.
3711 Kennett Pike
Greenville, Delaware                              19807
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (302)888-3176

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each
                                             exchange on which
     Title of each class                     each class is to
     to be so registered                     be registered

          None                               Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

7.00% Class A Series 1994-1 Master Trust Certificates
7.25% Class B Series 1994-1 Master Trust Certificates
7.25% Class A Series 1994-2 Master Trust Certificates
7.60% Class B Series 1994-2 Master Trust Certificates
8.10% Class A Series 1995-2 Master Trust Certificates
8.30% Class B Series 1995-2 Master Trust Certificates
7.00% Class A Series 1995-3 Master Trust Certificates
7.25% Class B Series 1995-3 Master Trust Certificates
6.25% Class A Series 1995-4 Master Trust Certificates
6.35% Class B Series 1995-4 Master Trust Certificates
6.05% Class A Series 1995-5 Master Trust Certificates
6.20% Class B Series 1995-5 Master Trust Certificates
6.20% Class A Series 1996-1 Master Trust Certificates
6.35% Class B Series 1996-1 Master Trust Certificates
6.50% Class A Series 1996-2 Master Trust Certificates
6.65% Class B Series 1996-2 Master Trust Certificates
7.00% Class A Series 1996-3 Master Trust Certificates
7.10% Class B Series 1996-3 Master Trust Certificates
6.45% Class A Series 1996-4 Master Trust Certificates
6.65% Class B Series 1996-4 Master Trust Certificates

               (Title of Class)

Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

               Yes  x         No

                           PART I


Item 1.Business

      The Sears Credit Account Master Trust II (the "Trust") was formed pursuant to the Pooling and Servicing Agreement dated as of July 31, 1994 (the "Pooling and Servicing Agreement") among Sears, Roebuck and Co. ("Sears") as Servicer, its wholly-owned subsidiary, Sears Receivables Financing Group, Inc. ("SRFG") as Seller, and Bank of America Illinois as trustee (the "Trustee"). The Trust's only business is to act as a passive conduit to permit investment in a pool of retail consumer receivables.

Item 2.Properties

      The property of the Trust includes a portfolio of receivables (the "Receivables") arising in selected accounts under open-end credit plans of Sears (the "Accounts") and all monies received in payment of the Receivables. At the time of the Trust's formation, and on certain Addition Dates thereafter, Sears sold and contributed to SRFG, which in turn conveyed to the Trust, all Receivables existing under the Accounts as of the end of certain of Sears regular billing cycles ending in September and November 1989, June 1990, January, February, October and November 1991, December 1992, February 1993, February 1994 and February and June 1995 and all Receivables arising under the Accounts from time to time thereafter until the termination of the Trust. Information related to the performance of the Receivables during 1996 is set forth in the ANNUAL STATEMENT filed as Exhibit 21 to this Annual Report on Form 10-K.

Item 3.   Legal Proceedings

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None


                           PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

      Investor Certificates are held and delivered in book-entry form through the facilities of The Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The sole definitive Investor Certificate is held by CEDE and Co., the nominee of DTC.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

          None

                          PART III


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

      As of March 15, 1997, 100% of the Investor Certificates were held in the nominee name of CEDE and Co. for beneficial owners.

      SRFG, as of March 15, 1997, owned 100% of the Seller
Certificate, which represented beneficial ownership of a residual interest in the assets of the Trust as provided in the Pooling and Servicing Agreement.

Item 13.  Certain Relationships and Related Transactions

          None


                           PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

          (a)  Exhibits:

               21.  1996 ANNUAL STATEMENT prepared by the
                    Servicer.

               28.  ANNUAL INDEPENDENT ACCOUNTANTS' REPORTS
                    pursuant to Section 3.06 of the Pooling
                    and Servicing Agreement.

                    (a)  Agreed Upon Procedures Letter.

                    (b)  Annual Servicing Letter.

          (b)  Reports on Form 8-K:

               Current reports on Form 8-K are filed on or before the Distribution Date each month (on, or the first business day after, the 15th of the month). The reports include as an exhibit, the MONTHLY INVESTOR CERTIFICATEHOLDERS' STATEMENT. Current Reports on Form 8-K were filed on October 15, 1996, November 15, 1996, and December 16, 1996.

                         SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         Sears Credit Account Master Trust II
                                   (Registrant)

                    By:  Sears Receivables Financing Group, Inc.
                              (Originator of the Trust)



                    By:  /S/GARY D. FARRAR
                         Gary D. Farrar
                         Vice President, Administration



Dated:    March 27, 1997

                         EXHIBIT INDEX




Exhibit No.

     21.  1996 ANNUAL STATEMENT prepared by the
          Servicer.

     28.  ANNUAL INDEPENDENT AUDITOR'S REPORTS
          pursuant to Section 3.06 of the Pooling
          and Servicing Agreement.

          (a)  Review of servicing procedures.

          (b)  Annual Servicing Letter.