Form 10-K
period 1997-12-31
SEARS CREDIT ACCOUNT MASTER TRUST II
filed 1998-03-30
CIK 923569

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                                   OR

_       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1997

                   Commission file number 33-79186-01

                  SEARS CREDIT ACCOUNT MASTER TRUST II
         (Exact name of registrant as specified in its charter)

      Illinois                                  Not Applicable
(State of Organization)             (I.R.S. Employer Identification No.)

c/o SRFG, Inc.
3711 Kennett Pike
Greenville, Delaware                                          19807
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (302)888-3176

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
      Title of each class                       on which each class
      to be so registered                       is to be registered

            None                                   Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

            7.00% Class A Series 1994-1 Master Trust Certificates 7.25% Class B Series 1994-1 Master Trust Certificates 7.25% Class A Series 1994-2 Master Trust Certificates 7.60% Class B Series 1994-2 Master Trust Certificates 8.10% Class A Series 1995-2 Master Trust Certificates 8.30% Class B Series 1995-2 Master Trust Certificates 7.00% Class A Series 1995-3 Master Trust Certificates 7.25% Class B Series 1995-3 Master Trust Certificates 6.25% Class A Series 1995-4 Master Trust Certificates 6.35% Class B Series 1995-4 Master Trust Certificates 6.05% Class A Series 1995-5 Master Trust Certificates 6.20% Class B Series 1995-5 Master Trust Certificates 6.20% Class A Series 1996-1 Master Trust Certificates 6.35% Class B Series 1996-1 Master Trust Certificates 6.50% Class A Series 1996-2 Master Trust Certificates 6.65% Class B Series 1996-2 Master Trust Certificates 7.00% Class A Series 1996-3 Master Trust Certificates 7.10% Class B Series 1996-3 Master Trust Certificates 6.45% Class A Series 1996-4 Master Trust Certificates 6.65% Class B Series 1996-4 Master Trust Certificates 6.20% Class A Series 1997-1 Master Trust Certificates 6.40% Class B Series 1997-1 Master Trust Certificates
                            (Title of Class)

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  x            No

                                 PART I


Item 1.     Business

      The Sears Credit Account Master Trust II (the "Trust") was formed pursuant to the Pooling and Servicing Agreement dated as of July 31, 1994 (the "Pooling and Servicing Agreement") among Sears, Roebuck and Co. ("Sears") as Servicer, its wholly-owned subsidiary, SRFG, Inc. ("SRFG") as Seller, and The First National Bank of Chicago as trustee (the "Trustee"). The Trust's only business is to act as a passive conduit to permit investment in a pool of retail consumer receivables.

Item 2.     Properties

      The property of the Trust includes a portfolio of receivables (the "Receivables") arising in selected accounts under open-end credit plans of Sears (the "Accounts") and all monies received in payment of the Receivables. At the time of the Trust's formation, and on certain Addition Dates thereafter, Sears sold and contributed to SRFG, which in turn conveyed to the Trust, all Receivables existing under the Accounts as of the end of certain of Sears regular billing cycles ending in September and November 1989, June 1990, January, February, October and November 1991, December 1992, February 1993, February 1994 and February and June 1995 and all Receivables arising under the Accounts from time to time thereafter until the termination of the Trust. Information related to the performance of the Receivables during 1997 is set forth in the ANNUAL STATEMENTS filed as Exhibits 21(a) to 21(k) to this Annual Report on Form 10-K.

Item 3.     Legal Proceedings

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      None


                                 PART II


Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters

      Investor Certificates are held and delivered in book-entry form through the facilities of The Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The sole definitive Investor Certificate is held by Cede & Co., the nominee of DTC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                                PART III


Item 12.    Security Ownership of Certain Beneficial Owners and
            Management

      As of March 15, 1998, 100% of the Investor Certificates were held in the nominee name of Cede & Co. for beneficial owners.

      SRFG, as of March 15, 1998, owned 100% of the Seller Certificate, which represented beneficial ownership of a residual interest in the assets of the Trust as provided in the Pooling and Servicing Agreement.

Item 13.    Certain Relationships and Related Transactions

      None


                                 PART IV


Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K

            (a)   Exhibits:

                  21.         1997 ANNUAL STATEMENTS prepared by the
                              Servicer.

                              (a)   Series 1994-1
                              (b)   Series 1994-2
                              (c)   Series 1995-2
                              (d)   Series 1995-3
                              (e)   Series 1995-4
                              (f)   Series 1995-5
                              (g)   Series 1996-1
                              (h)   Series 1996-2
                              (i)   Series 1996-3
                              (j)   Series 1996-4
                              (k)   Series 1997-1

                  28. ANNUAL INDEPENDENT ACCOUNTANTS' REPORT pursuant to Section 3.06 of the Pooling and Servicing Agreement.

                              (a)   Independent Auditors' Report

                              (b)   Independent Accountants' Report

            (b)   Reports on Form 8-K:

                  Current reports on Form 8-K are filed on or before the Distribution Date each month (on, or the first business day after, the 15th of the month). The reports include as an exhibit, the MONTHLY INVESTOR CERTIFICATEHOLDERS' STATEMENT. Current Reports on Form 8-K were filed on October 15, 1997, November 17, 1997, and December 15, 1997.

                               SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Sears Credit Account Master Trust II
                                             (Registrant)

                        By:   SRFG, Inc.
                               (Originator of the Trust)


                        By:   /S/George F. Slook
                              George F. Slook
                              President



Dated:  March 26, 1998

                                EXHIBIT INDEX




Exhibit No.

      21.   1997 ANNUAL STATEMENTS prepared by the
            Servicer.

            (a)   Series 1994-1
            (b)   Series 1994-2
            (c)   Series 1995-2
            (d)   Series 1995-3
            (e)   Series 1995-4
            (f)   Series 1995-5
            (g)   Series 1996-1
            (h)   Series 1996-2
            (i)   Series 1996-3
            (j)   Series 1996-4
            (k)   Series 1997-1

      28.   ANNUAL INDEPENDENT AUDITORS' REPORT
            pursuant to Section 3.06 of the Pooling
            and Servicing Agreement.

            (a)   Independent Auditors' Report

            (b)   Independent Accountants' Report