Form 10-K
period 1998-12-31
SEARS CREDIT ACCOUNT MASTER TRUST II
filed 1999-03-30
CIK 923569

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

               For the fiscal year ended December 31, 1998

                   Commission file number 0-24776

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

            7.00% Class A Series 1994-1 Master Trust Certificates 7.25% Class B Series 1994-1 Master Trust Certificates 7.25% Class A Series 1994-2 Master Trust Certificates 7.60% Class B Series 1994-2 Master Trust Certificates 8.10% Class A Series 1995-2 Master Trust Certificates 8.30% Class B Series 1995-2 Master Trust Certificates 7.00% Class A Series 1995-3 Master Trust Certificates 7.25% Class B Series 1995-3 Master Trust Certificates 6.25% Class A Series 1995-4 Master Trust Certificates 6.35% Class B Series 1995-4 Master Trust Certificates 6.05% Class A Series 1995-5 Master Trust Certificates 6.20% Class B Series 1995-5 Master Trust Certificates 6.20% Class A Series 1996-1 Master Trust Certificates 6.35% Class B Series 1996-1 Master Trust Certificates 6.50% Class A Series 1996-2 Master Trust Certificates 6.65% Class B Series 1996-2 Master Trust Certificates 7.00% Class A Series 1996-3 Master Trust Certificates 7.10% Class B Series 1996-3 Master Trust Certificates 6.45% Class A Series 1996-4 Master Trust Certificates 6.65% Class B Series 1996-4 Master Trust Certificates 6.20% Class A Series 1997-1 Master Trust Certificates 6.40% Class B Series 1997-1 Master Trust Certificates 5.80% Class A Series 1998-1 Master Trust Certificates 6.00% Class B Series 1998-1 Master Trust Certificates 5.25% Class A Series 1998-2 Master Trust Certificates
                            (Title of Class)

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

Item 2.     Properties

      The property of the Trust includes a portfolio of receivables (the "Receivables") arising in selected accounts under open-end credit plans of Sears (the "Accounts") and all monies received in payment of the Receivables. At the time of the Trust's formation, and on certain
Addition Dates thereafter, Sears sold and contributed to SRFG, which in turn conveyed to the Trust, all Receivables existing under the Accounts as of the end of certain of Sears regular billing cycles ending in September and November 1989, February and June 1990, January, February, June, October and November 1991, December 1992, February 1993, February 1994, February, March and June 1995, and March 1996 and all Receivables arising under the Accounts from time to time thereafter until the termination of the Trust. Information related to the performance of the Receivables during 1998 is set forth in the ANNUAL STATEMENTS filed as Exhibits 21(a) to 21(m) to this Annual Report on Form 10-K.

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

Item 13.    Certain Relationships and Related Transactions

      None


                                 PART IV


Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K

            (a)   Exhibits:

                  21.         1998 ANNUAL STATEMENTS prepared by the
                              Servicer.

                              (a)   Series 1994-1
                              (b)   Series 1994-2
                              (c)   Series 1995-2
                              (d)   Series 1995-3
                              (e)   Series 1995-4
                              (f)   Series 1995-5
                              (g)   Series 1996-1
                              (h)   Series 1996-2
                              (i)   Series 1996-3
                              (j)   Series 1996-4
                              (k)   Series 1997-1
                              (l)   Series 1998-1
                              (m)   Series 1998-2

                  28. ANNUAL INDEPENDENT ACCOUNTANTS' REPORT pursuant to Section 3.06 of the Pooling and Servicing Agreement.

                              (a)   Independent Accountants' Report

            (b)   Reports on Form 8-K:

                  Current reports on Form 8-K are filed on or before the Distribution Date each month (on, or the first business day after, the 15th of the month). The reports include as an exhibit, the MONTHLY INVESTOR CERTIFICATEHOLDERS' STATEMENT. Current Reports on Form 8-K were filed on October 15, 1998, November 16, 1998, and December 15, 1998.

                               SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Sears Credit Account Master Trust II
                                             (Registrant)

                        By:   SRFG, Inc.
                               (Originator of the Trust)


                        By:   /S/Donald J. Woytek
                                 Donald J. Woytek
                                 Vice President, Administration



Dated:  March 30, 1999

                                EXHIBIT INDEX




Exhibit No.

      21.   1998 ANNUAL STATEMENTS prepared by the
            Servicer.

            (a)   Series 1994-1
            (b)   Series 1994-2
            (c)   Series 1995-2
            (d)   Series 1995-3
            (e)   Series 1995-4
            (f)   Series 1995-5
            (g)   Series 1996-1
            (h)   Series 1996-2
            (i)   Series 1996-3
            (j)   Series 1996-4
            (k)   Series 1997-1
            (l)   Series 1998-1
            (m)   Series 1998-2

      28.   ANNUAL INDEPENDENT ACCOUNTANTS' REPORT
            pursuant to Section 3.06 of the Pooling
            and Servicing Agreement.

            (a)   Independent Accountants' Report