Form 10-K405
period 1999-12-31
SEARS CREDIT ACCOUNT MASTER TRUST II
filed 2000-03-29
CIK 923569

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

OR

_                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

Commission file number 0-24776

SEARS CREDIT ACCOUNT MASTER TRUST II

(Exact name of registrant as specified in its charter)

Illinois                   Not Applicable

(State of Organization) (I.R.S. Employer Identification No.)

            c/o SRFG, Inc.
            3711 Kennett Pike
            Greenville, Delaware;          19807
    (Address of principal executive offices)                  (Zip Code)

    Registrant's telephone number, including area code:         (302) 434-3176

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
                    6.40% Class B Series 1997-1 Master Trust Certificates
                    5.80% Class A Series 1998-1 Master Trust Certificates
                    6.00% Class B Series 1998-1 Master Trust Certificates
                    5.25% Class A Series 1998-2 Master Trust Certificates
                    5.65% Class A Series 1999-1 Master Trust Certificates
                    6.35% Class A Series 1999-2 Master Trust Certificates
                    6.45% Class A Series 1999-3 Master Trust Certificates
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
("SRFG") as Seller, and Bank One, N.A. (formerly, The First National Bank of Chicago) as trustee (the "Trustee"). The Trust's only business is to act as a passive conduit to permit investment in a pool of retail consumer receivables.

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
March and June 1995, and March 1996 and all Receivables arising under the
Accounts from time to time thereafter until the termination of the Trust. Information related to the performance of the Receivables during 1999 is set forth in the ANNUAL
STATEMENTS filed as Exhibits 21(a) to 21(n) to this Annual Report on Form 10-K.

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

Disclosure

None

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of March 15, 2000, 100% of the Investor Certificates were held in the nominee name of Cede & Co. for beneficial owners.  SRFG, as of March 15, 2000, owned 100% of the Seller Certificate, which represented beneficial ownership of a residual interest in the assets of the Trust as provided in the Pooling and Servicing Agreement.

Item 13. Certain Relationships and Related Transactions

None

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Exhibits:

        21. 1999 ANNUAL STATEMENTS prepared by the Servicer.

                (a) Series 1994-1
                (b) Series 1995-2
                (c) Series 1995-3
                (d) Series 1995-5
                (e) Series 1996-1
                (f) Series 1996-2
                (g) Series 1996-3
                (h) Series 1996-4
                (i) Series 1997-1
                (j) Series 1998-1
                (k) Series 1998-2
                (l) Series 1999-1
                (m) Series 1999-2
                (n) Series 1999-3

        28. ANNUAL INDEPENDENT ACCOUNTANTS' REPORT pursuant
             to Section 3.06 of the Pooling and Servicing Agreement.

                (a) Independent Accountants' Report

(b) Reports on Form 8-K:

            Current reports on Form 8-K are filed on or before the Distribution Date each month (on, or the first business day after, the 15th of the month). The reports include as an exhibit, the MONTHLY INVESTOR
            CERTIFICATEHOLDERS' STATEMENT. Current Reports on Form 8-K were filed on October 15, 1999,
            November 15, 1999, and December 15, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sears Credit Account Master Trust II (Registrant)

By: SRFG, Inc.

(Originator of the Trust)

 By: /S/Donald J. Woytek
          Donald J. Woytek
          Vice President, Administration

  Dated: March 30, 2000

EXHIBIT INDEX

Exhibit No.

21.     1999 ANNUAL STATEMENTS prepared by the Servicer.

            (a) Series 1994-1
            (b) Series 1995-2
            (c) Series 1995-3
            (d) Series 1995-5
            (e) Series 1996-1
            (f) Series 1996-2
            (g) Series 1996-3
            (h) Series 1996-4
            (i) Series 1997-1
            (j) Series 1998-1
            (k) Series 1998-2
            (l) Series 1999-1
            (m) Series 1999-2
            (n) Series 1999-3

28.     ANNUAL INDEPENDENT ACCOUNTANTS' REPORT pursuant to Section 3.06 of the Pooling and Servicing Agreement.

            (a) Independent Accountants' Report