Form 10-K
period 2000-12-31
SEARS CREDIT ACCOUNT MASTER TRUST II
filed 2001-03-29
CIK 923569

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
Commission file number 0-24776
SEARS CREDIT ACCOUNT MASTER TRUST II (Exact name of registrant as specified in its charter)
Illinois (State of Organization) c/o SRFG, Inc. 3711 Kennett Pike Greenville, Delaware (Address of principal executive offices)	Not Applicable (I.R.S. Employer Identification No.) 19807 (Zip Code)
Registrant's telephone number, including area code: (302) 434-3176
Securities registered pursuant to Section 12(b) of the Act:
Title of each class to be so registered None	Name of each exchange on which each class is to be registered Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

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
6.35% Class A. Series 1999-2 Master Trust Certificates
6.45% Class A Series 1999-3 Master Trust Certificates
7.25% Class A Series 2000-1 Master Trust Certificates
7.50% Class B Series 2000-1 Master Trust Certificates
6.75% Class A Series 2000-2 Master Trust Certificates
7.00% Class B Series 2000-2 Master Trust Certificates
Floating Rate Class A Series 2000-3 Master Trust Certificates
Floating Rate Class B Series 2000-3 Master Trust Certificates
Floating Rate Class A Series 2000-4 Master Trust Certificates
Floating Rate Class B Series 2000-4 Master Trust Certificates

(Title of Class)

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.

                      Yes X           No ___

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

Item 2. Properties

The property of the Trust includes a portfolio of receivables (the "Receivables") arising in selected accounts under selected credit plans of Sears (the "Accounts") and all monies received in payment of the Receivables. At the time of the Trust's formation, and on certain Addition Dates thereafter, Sears sold and contributed to SRFG, which in turn conveyed to the Trust, all Receivables existing under the Accounts designated as such at or prior to such time, and will continue to transfer additional Receivables arising under the Accounts, and in the future may transfer Receivables in additional Accounts to the Trust from time to time, until the termination of the Trust. At certain times in the life of the Trust, pursuant to the Pooling and Servicing Agreement, SRFG has removed from the Trust the Receivables existing under certain Accounts and will no longer transfer additional receivables arising thereunder to the Trust. Information related to the performance of the Receivables during 2000 is set forth in the ANNUAL STATEMENTS filed as Exhibits 21(a) to 21(p) to this Annual Report on Form 10-K. Capitalized terms not defined herein have the meaning assigned to them in the Pooling and Servicing Agreement.

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

None

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of March 15, 2001, 100% of the Investor Certificates were held in the nominee name of Cede & Co. for beneficial owners.

SRFG, as of March 15, 2001, owned 100% of the Seller Certificate, which represented beneficial ownership of a residual interest in the assets of the Trust as provided in the Pooling and Servicing Agreement.

Item 13. Certain Relationships and Related Transactions

None

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
8-K

(a) Exhibits:

20. 2000 ANNUAL STATEMENTS prepared by the Servicer.

(a)  Series 1995-2
(b)  Series 1995-3
(c)  Series 1995-5
(d)  Series 1996-1
(e)  Series 1996-3
(f)  Series 1996-4
(g)  Series 1997-1
(h)  Series 1998-1
(i)   Series 1998-2
(j)   Series 1999-1
(k)  Series 1999-2
(l)   Series 1999-3
(m) Series 2000-1
(n)  Series 2000-2
(o)  Series 2000-3
(p)  Series 2000-4

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
Form 8-K were filed on October 16, 2000, November 15,
2000, and December 15, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sears Credit Account Master Trust II (Registrant)

By: SRFG, Inc. (Originator of the Trust)
By: /S/Donald J. Woytek Donald J. Woytek Vice President, Administration

Dated: March 30, 2001

EXHIBIT INDEX

Exhibit No.

20. 2000 ANNUAL STATEMENTS prepared by the Servicer.

Series 1995-2
Series 1995-3
Series 1995-5
Series 1996-1
Series 1996-3
Series 1996-4
Series 1997-1
Series 1998-1
Series 1998-2
Series 1999-1
Series 1999-2
Series 1999-3
Series 2000-1
Series 2000-2
Series 2000-3
Series 2000-4

28. ANNUAL INDEPENDENT ACCOUNTANTS' REPORT
      pursuant to Section 3.06 of the Pooling and Servicing Agreement.

(a) Independent Accountants' Report