Form 10-K
period 2002-12-31
SEARS CREDIT ACCOUNT MASTER TRUST II
filed 2003-03-28
CIK 923569

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
Floating Rate Class A Series 2002-2 Master Trust Certificates
Floating Rate Class B Series 2002-2 Master Trust Certificates
Floating Rate Class A Series 2002-3 Master Trust Certificates
Floating Rate Class B Series 2002-3 Master Trust Certificates
Floating Rate Class A Series 2002-4 Master Trust Certificates
Floating Rate Class B Series 2002-4 Master Trust Certificates
Floating Rate Class A Series 2002-5 Master Trust Certificates
Floating Rate Class B Series 2002-5 Master Trust Certificates
                        (Title of Class)

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ x ]     No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [  ]      No [ x ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter: $0.00.

Documents incorporated by reference: None

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

Item 2.     Properties

            The property of the Trust includes a portfolio of receivables (the "Receivables") arising in selected accounts under selected credit plans of Sears (the "Accounts") and all monies received in payment of the Receivables. At the time of the Trust's formation, and on certain Addition Dates thereafter, Sears sold and contributed to SRFG, which in turn conveyed to the Trust, all Receivables existing under the Accounts designated as such at or prior to such time, and will continue to transfer additional Receivables arising under the Accounts, and in the future may transfer Receivables in additional Accounts to the Trust from time to time, until the termination of the Trust. At certain times in the life of the Trust, pursuant to the Pooling and Servicing Agreement, SRFG has removed from the Trust the Receivables existing under certain Accounts and will no longer transfer additional receivables arising thereunder to the Trust. Information related to the performance of the Receivables during 2002 is set forth in the ANNUAL STATEMENTS filed as Exhibits 20(a) to 20(r) to this Annual Report on Form 10-K. Capitalized terms not defined herein have the meaning assigned to them in the Pooling and Servicing Agreement.

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

Item 6.    Selected Financial Data

            Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations

            Not applicable.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

            Not applicable.

Item 8.    Financial Statements and Supplementary Data

            Not applicable.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure

            None

PART III

Item 10.   Directors and Executive Officers of the Registrant

            Not applicable. The Registrant does not have directors or executive officers.

Item 11.   Executive Compensation

            Not applicable. The Registrant does not have employees.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and
                Related Stockholder Matters

            As of March 15, 2003, 100% of the Investor Certificates were held in the nominee name of Cede & Co. for beneficial owners.

            SRFG, as of March 15, 2003, owned 100% of the Seller Certificate, which represented beneficial ownership of a residual interest in the assets of the Trust as provided in the Pooling and Servicing Agreement.

Item 13.   Certain Relationships and Related Transactions

            None

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form
                8-K

(a) Exhibits:

The Exhibit Index hereto is incorporated herein by reference.

(b) Reports on Form 8-K:

Current reports on Form 8-K are filed on or before the Distribution Date each month (on, or the first business day after, the 15th of the month). The reports include, as an exhibit, the MONTHLY INVESTOR CERTIFICATEHOLDERS' STATEMENT. Current Reports on Form 8-K were filed on October 15, 2002, November 15, 2002, and December 16, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sears Credit Account Master Trust II
          (Registrant)

By: SRFG, Inc.
(Originator of the Trust)

By: /s/ William K. Phelan
       William K. Phelan
       Vice President and Controller

Dated: March 28, 2003

I, George F. Slook, President and Chief Executive Officer of SRFG, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Sears Credit Account Master Trust II;

2.	Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.	Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement for inclusion in these reports is included in these reports;

4.	Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5.	The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, or similar, that is included in these reports.

Date: March 28, 2003

/s/ George F. Slook
George F. Slook, President and
Chief Executive Officer of SRFG, Inc.

EXHIBIT INDEX

Exhibit No.

20.	2002 ANNUAL STATEMENTS prepared by the Servicer.

(a) (b) (c) (d) (e) (f) (g) (h) (i) (j) (k) (l) (m) (n) (o) (p) (q) (r)

Series 1995-5
Series 1996-3
Series 1997-1
Series 1998-2
Series 1999-1
Series 1999-2
Series 1999-3
Series 2000-1
Series 2000-2
Series 2000-3
Series 2000-4
Series 2001-1
Series 2001-2
Series 2001-3
Series 2002-1
Series 2002-2
Series 2002-3
Series 2002-4

99.(a)	Annual Independent Accountants' Report pursuant to Section 3.06 of the Pooling and Servicing Agreement.

99.(b)	Annual Statement of Compliance from the Servicer.