Form 10-K
period 2003-12-31
CITIBANK OMNI-S MASTER TRUST
filed 2004-03-30
CIK 923569

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                        Commission file number 000-24776

                          CITIBANK OMNI-S MASTER TRUST
             (Exact name of registrant as specified in its charter)

             New York                                 Not Applicable
    ---------------------------------         ---------------------------------
    (State or Other Jurisdiction                     (I.R.S. Employer
    of Incorporation or Organization)               Identification No.)


         c/o Citi Omni-S Finance LLC
         701 East 60th Street, North
        P.O. Box 6034, MC 1251, Room A
          Sioux Falls, South Dakota                         57117
    ----------------------------------------  ---------------------------------
    (Address of Principal Executive Offices)             (Zip Code)


Registrant's telephone number, including area code: (605) 331-2671

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

              6.05% Class A Series 1995-5 Master Trust Certificates 6.20% Class B Series 1995-5 Master Trust Certificates

              7.00% Class A Series 1996-3 Master Trust Certificates
              7.10% Class B Series 1996-3 Master Trust Certificates
              6.20% Class A Series 1997-1 Master Trust Certificates
              6.40% Class B Series 1997-1 Master Trust Certificates
              5.25% Class A Series 1998-2 Master Trust Certificates
              5.65% Class A Series 1999-1 Master Trust Certificates
              6.35% Class A Series 1999-2 Master Trust Certificates
              6.45% Class A Series 1999-3 Master Trust Certificates
              7.25% Class A Series 2000-1 Master Trust Certificates
              7.50% Class B Series 2000-1 Master Trust Certificates
              6.75% Class A Series 2000-2 Master Trust Certificates
              7.00% Class B Series 2000-2 Master Trust Certificates
          Floating Rate Class A Series 2000-3 Master Trust Certificates
          Floating Rate Class B Series 2000-3 Master Trust Certificates
          Floating Rate Class A Series 2000-4 Master Trust Certificates
          Floating Rate Class B Series 2000-4 Master Trust Certificates
          Floating Rate Class A Series 2001-1 Master Trust Certificates
          Floating Rate Class B Series 2001-1 Master Trust Certificates
          Floating Rate Class A Series 2001-2 Master Trust Certificates
          Floating Rate Class B Series 2001-2 Master Trust Certificates
          Floating Rate Class A Series 2001-3 Master Trust Certificates
          Floating Rate Class B Series 2001-3 Master Trust Certificates
          Floating Rate Class A Series 2002-1 Master Trust Certificates
          Floating Rate Class B Series 2002-1 Master Trust Certificates
          Floating Rate Class A Series 2002-2 Master Trust Certificates
          Floating Rate Class B Series 2002-2 Master Trust Certificates
          Floating Rate Class A Series 2002-3 Master Trust Certificates
          Floating Rate Class B Series 2002-3 Master Trust Certificates
          Floating Rate Class A Series 2002-4 Master Trust Certificates
          Floating Rate Class B Series 2002-4 Master Trust Certificates
          Floating Rate Class A Series 2002-5 Master Trust Certificates
          Floating Rate Class B Series 2002-5 Master Trust Certificates
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|* No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|


---------------------------------
* On August 24, 1995, Sears Receivables Financing Group, Inc. (currently known as SRFG, Inc. (predecessor to Citi Omni-S Finance LLC)), as originator of Sears Credit Account Master Trust II (currently known as Citibank Omni-S Master Trust), was issued a no-action letter ("No-Action Letter") by the Securities and Exchange Commission with respect to certain of the registrant's reporting requirements pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. This Form 10-K has been prepared in accordance with the terms of the No-Action Letter.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not Applicable.
         ---------------

                                     PART I

Item 1.           Business.

         Citibank Omni-S Master Trust (formerly known as Sears Credit Account Master Trust II) (the "Trust") was formed pursuant to a Pooling and Servicing Agreement, dated as of July 31, 1994 (as amended and supplemented, the "Pooling and Servicing Agreement"), by and among Citibank (South Dakota), National Association ("CBSD," as successor to Sears, Roebuck and Co. ("Sears")), as Servicer, Citi Omni-S Finance LLC ("Citi Omni-S," as successor to SRFG, Inc. ("SRFG")), as Seller, and The Bank of New York (as successor trustee to Bank One, National Association (formerly known as The First National Bank of Chicago)), as trustee (the "Trustee"). The Trust's only business is to act as a passive conduit to permit investment in a pool of retail consumer receivables.

         On November 3, 2003 subsidiaries of Citigroup Inc. acquired the Credit Card and Financial Products business of Sears, including its credit card securitization program administered through the Sears Credit Account Master Trust II. Immediately prior to closing the acquisition, Sears Credit Account Master Trust II was renamed Citibank Omni-S Master Trust.

Item 2.  Properties.

         The property of the Trust includes a portfolio of receivables (the "Receivables") arising in selected accounts under selected credit plans (the "Accounts") of Citibank USA, National Association ("Citibank") and all monies received in payment of the Receivables. At the time of the Trust's formation, and on certain Addition Dates thereafter, Sears sold and contributed to SRFG, which in turn conveyed to the Trust, all Receivables existing under the Accounts designated as such at or prior to such time, and continued to transfer additional Receivables arising under the Accounts. Citi Cards South Dakota Acceptance Corp. (as successor to Sears) and Citi Omni-S (as successor to SRFG) have continued and will continue to transfer additional Receivables arising under the Accounts, and in the future may transfer Receivables in additional Accounts to Citi Omni-S and the Trust, respectively, from time to time, until the termination of the Trust. At certain times in the life of the Trust, pursuant to the Pooling and Servicing Agreement, SRFG and Citi Omni-S removed from the Trust the Receivables existing under certain Accounts and additional receivables arising thereunder are no longer transferred to the Trust. Citi Omni-S may from time to time in the future, pursuant to the Pooling and Servicing Agreement, also remove from the Trust the Receivables then-existing under certain Accounts and no longer transfer additional receivables arising thereunder to the Trust. Information related to the performance of the Receivables during 2003 is set forth in the Annual Statements filed as Exhibits
20.1 (a) to (s) to this Annual Report on Form 10-K. Attached as Exhibit 99.1 to this Form 10-K is a report issued by KPMG LLP relating to the effectiveness as of December 31, 2003 of the system of internal control over the servicing procedures provided to the Trust. The report notes certain internal control weaknesses. CBSD is working diligently to remedy the control deficiencies identified in the KPMG LLP report. CBSD believes that the identified deficiencies did not result in any errors or irregularities that would be material to the assets of the Trust. Capitalized terms not defined herein have the meaning assigned to them in the Pooling and Servicing Agreement.

Item 3.  Legal Proceedings.

         The registrant knows of no material pending legal proceedings involving the Trust, Citi Omni-S, CBSD (in its capacity as servicer), or the Trustee (in its capacity as such), other than routine litigation incidental to the business of the Trust, Citi Omni-S, CBSD (in its capacity as servicer) or the Trustee (in its capacity as such).

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         To the best knowledge of the registrant, there is no established public trading market for the investor certificates.

         Each publicly-offered class of the Trust's investor certificates is delivered and held in book-entry form through the facilities of The Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. Each publicly-offered class of the Trust's investor certificates is represented by one or more certificates registered in the name of Cede & Co. ("Cede"), the nominee of DTC.

Item 6.  Selected Financial Data.

         Omitted pursuant to the No-Action Letter.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Omitted pursuant to the No-Action Letter.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Omitted pursuant to the No-Action Letter.

Item 8.  Financial Statements and Supplementary Data.

         Omitted pursuant to the No-Action Letter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Omitted pursuant to the No-Action Letter.

Item 11. Executive Compensation.

         Omitted pursuant to the No-Action Letter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Each publicly-offered class of investor certificates is represented by one or more certificates registered in the name of Cede, the nominee of DTC, and an investor holding an interest in such class of investor certificates is not entitled to receive a certificate representing such interest except in limited circumstances set forth in the Pooling and Servicing Agreement. Accordingly, Cede is the sole holder of record of such investor certificates, which it holds on behalf of brokers, dealers, banks, and other direct participant in the DTC system. Such direct participants may hold the investor certificates for their own accounts or for the accounts of their customers. The name and address of Cede is Cede & Co., c/o The Depository Trust Company, 55 Water Street, New York, NY 10041.

         Citi Omni-S owns 100% of the Seller Certificate, which represents beneficial ownership of a residual interest in the assets of the Trust as provided in the Pooling and Servicing Agreement.

Item 13. Certain Relationships and Related Transactions.

         There have not been, and there are not currently proposed, to the best knowledge of the registrant, any transaction or series of transactions, to which the Trust, Citi Omni-S, as seller, CBSD, as servicer, or the Trustee, on behalf of the Trust, is a party with any certificateholder who owns of record or beneficially more than five percent of the investor certificates.

Item 14.          Principal Accountant Fees and Services.

         Not applicable.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) Exhibits:

                  20.1     2003 Annual Statements prepared by the Servicer.

                           (a)   Series 1995-5
                           (b)   Series 1996-3
                           (c)   Series 1997-1
                           (d)   Series 1998-2
                           (e)   Series 1999-1
                           (f)   Series 1999-2
                           (g)   Series 1999-3
                           (h)   Series 2000-1
                           (i)   Series 2000-2
                           (j)   Series 2000-3
                           (k)   Series 2000-4
                           (l)   Series 2001-1
                           (m)   Series 2001-2
                           (n)   Series 2001-3
                           (o)   Series 2002-1
                           (p)   Series 2002-2
                           (q)   Series 2002-3
                           (r)   Series 2002-4
                           (s)   Series 2002-5

                  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission.

                  99.1     Annual Independent Accountants' Report pursuant to
                           Section 3.06 of the Pooling and Servicing Agreement.

                  99.2     Annual Statement of Compliance from the Servicer.

         (b) Omitted pursuant to the No-Action Letter.

         (c) Omitted pursuant to the No-Action Letter.

         (d) Omitted pursuant to the No-Action Letter.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Citibank Omni-S Master Trust
                          (Registrant)

                          By: Citi Omni-S Finance LLC,
                              as Seller


                          By: /s/ Douglas C. Morrison
                              -------------------------
                              Name: Douglas C. Morrison
                              Title:   President

Dated: March 30, 2004

                                  EXHIBIT INDEX

Exhibit No.

         20.1     2003 Annual Statements prepared by the Servicer.

                  (a)    Series 1995-5
                  (b)    Series 1996-3
                  (c)    Series 1997-1
                  (d)    Series 1998-2
                  (e)    Series 1999-1
                  (f)    Series 1999-2
                  (g)    Series 1999-3
                  (h)    Series 2000-1
                  (i)    Series 2000-2
                  (j)    Series 2000-3
                  (k)    Series 2000-4
                  (l)    Series 2001-1
                  (m)    Series 2001-2
                  (n)    Series 2001-3
                  (o)    Series 2002-1
                  (p)    Series 2002-2
                  (q)    Series 2002-3
                  (r)    Series 2002-4
                  (s)    Series 2002-5

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission.

         99.1     Annual Independent Accountants' Report pursuant to Section
                  3.06 of the Pooling and Servicing Agreement.

         99.2     Annual Statement of Compliance from the Servicer.