Form 10-K
period 2004-12-31
CITIBANK OMNI-S MASTER TRUST
filed 2005-03-31
CIK 923569

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


(Mark One)
|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

                                       OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                        Commission file number 000-24776

                          CITIBANK OMNI-S MASTER TRUST
             (Exact name of registrant as specified in its charter)

                  New York                            Not Applicable
        ----------------------------                 ----------------
        (State or Other Jurisdiction                 (I.R.S. Employer
      of Incorporation or Organization)             Identification No.)


         c/o Citi Omni-S Finance LLC
         701 East 60th Street, North
        P.O. Box 6034, MC 1251, Room A
          Sioux Falls, South Dakota                        57117
     ----------------------------------------            ----------
     (Address of Principal Executive Offices)            (Zip Code)


Registrant's telephone number, including area code: (605) 331-2671

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

              6.05% Class A Series 1995-5 Master Trust Certificates 6.20% Class B Series 1995-5 Master Trust Certificates 7.00% Class A Series 1996-3 Master Trust Certificates 7.10% Class B Series 1996-3 Master Trust Certificates 5.25% Class A Series 1998-2 Master Trust Certificates 5.65% Class A Series 1999-1 Master Trust Certificates 6.45% Class A Series 1999-3 Master Trust Certificates


                                                       [cover page 1 of 2 pages]

              7.25% Class A Series 2000-1 Master Trust Certificates 7.50% Class B Series 2000-1 Master Trust Certificates 6.75% Class A Series 2000-2 Master Trust Certificates 7.00% Class B Series 2000-2 Master Trust Certificates
          Floating Rate Class A Series 2000-3 Master Trust Certificates Floating Rate Class B Series 2000-3 Master Trust Certificates Floating Rate Class A Series 2000-4 Master Trust Certificates Floating Rate Class B Series 2000-4 Master Trust Certificates Floating Rate Class A Series 2001-1 Master Trust Certificates Floating Rate Class B Series 2001-1 Master Trust Certificates Floating Rate Class A Series 2001-2 Master Trust Certificates Floating Rate Class B Series 2001-2 Master Trust Certificates Floating Rate Class A Series 2001-3 Master Trust Certificates Floating Rate Class B Series 2001-3 Master Trust Certificates Floating Rate Class A Series 2002-1 Master Trust Certificates Floating Rate Class B Series 2002-1 Master Trust Certificates Floating Rate Class A Series 2002-2 Master Trust Certificates Floating Rate Class B Series 2002-2 Master Trust Certificates Floating Rate Class A Series 2002-3 Master Trust Certificates Floating Rate Class B Series 2002-3 Master Trust Certificates Floating Rate Class A Series 2002-4 Master Trust Certificates Floating Rate Class B Series 2002-4 Master Trust Certificates Floating Rate Class A Series 2002-5 Master Trust Certificates Floating Rate Class B Series 2002-5 Master Trust Certificates
          -------------------------------------------------------------
                                (Title of Class)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not Applicable.
         --------------

                                                       [cover page 2 of 2 pages]


--------
* On August 24, 1995, Sears Receivables Financing Group, Inc. (currently known as SRFG, Inc. (predecessor to Citi Omni-S Finance LLC)), as originator of Sears Credit Account Master Trust II (currently known as Citibank Omni-S Master Trust), was issued a no-action letter ("No-Action Letter") by the Securities and Exchange Commission with respect to certain of the registrant's reporting requirements pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. This Form 10-K has been prepared in accordance with the terms of the No-Action Letter.

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

         On November 3, 2003 subsidiaries of Citigroup Inc. acquired the Credit Card and Finance Products business of Sears, including its credit card securitization program administered through the Sears Credit Account Master Trust II. Immediately prior to closing the acquisition, Sears Credit Account Master Trust II was renamed Citibank Omni-S Master Trust.

Item 2.  Properties.

The property of the Trust includes a portfolio of receivables (the "Receivables") arising in selected accounts under selected credit plans (the "Accounts") of Citibank USA, National Association ("Citibank") and all monies received in payment of the Receivables. At the time of the Trust's formation, and on certain Addition Dates thereafter, Sears sold and contributed to SRFG, which in turn conveyed to the Trust, all Receivables existing under the Accounts designated as such at or prior to such time, and continued to transfer additional Receivables arising under the Accounts. Citi Cards South Dakota Acceptance Corp. (as successor to Sears) and Citi Omni-S (as successor to SRFG) have continued and will continue to transfer additional Receivables arising under the Accounts, and in the future may transfer Receivables in additional Accounts to Citi Omni-S and the Trust, respectively, from time to time, until the termination of the Trust. At certain times in the life of the Trust, pursuant to the Pooling and Servicing Agreement, SRFG and Citi Omni-S removed from the Trust the Receivables existing under certain Accounts and additional receivables arising thereunder are no longer transferred to the Trust. Citi Omni-S may from time to time in the future, pursuant to the Pooling and Servicing Agreement, also remove from the Trust the Receivables then-existing under certain Accounts and no longer transfer additional receivables arising thereunder to the Trust. Information related to the performance of the Accounts and payments to Investor Certificateholders in respect of the Due Periods related to the twelve Distribution Dates which occurred in 2004 is set forth in the Annual Statements filed as Exhibits 20.1 (a) to (q) to this Annual Report on Form 10-K. Capitalized terms not defined herein have the meaning assigned to them in the Pooling and Servicing Agreement.

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

Item 9B. Other Information.

         None.

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

Item 14. Principal Accountant Fees and Services.

         Not applicable.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.

         (a) Exhibits:

                  20.1     2004 Annual Statements prepared by the Servicer.

                           (a)   Series 1995-5
                           (b)   Series 1996-3
                           (c)   Series 1998-2
                           (d)   Series 1999-1
                           (e)   Series 1999-3

                           (f)   Series 2000-1
                           (g)   Series 2000-2
                           (h)   Series 2000-3
                           (i)   Series 2000-4
                           (j)   Series 2001-1
                           (k)   Series 2001-2
                           (l)   Series 2001-3
                           (m)   Series 2002-1
                           (n)   Series 2002-2
                           (o)   Series 2002-3
                           (p)   Series 2002-4
                           (q)   Series 2002-5

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

                                  Citibank Omni-S Master Trust
                                  (Registrant)

                                  By:   Citi Omni-S Finance LLC,
                                        as Seller


                                  By: /s/ Douglas C. Morrison
                                      -----------------------
                                  Name: Douglas C. Morrison
                                  Title:   President

Dated: March 31, 2005

                                  EXHIBIT INDEX

Exhibit No.

         20.1     2004 Annual Statements prepared by the Servicer.

                           (a)   Series 1995-5
                           (b)   Series 1996-3
                           (c)   Series 1998-2
                           (d)   Series 1999-1
                           (e)   Series 1999-3
                           (f)   Series 2000-1
                           (g)   Series 2000-2
                           (h)   Series 2000-3
                           (i)   Series 2000-4
                           (j)   Series 2001-1
                           (k)   Series 2001-2
                           (l)   Series 2001-3
                           (m)   Series 2002-1
                           (n)   Series 2002-2
                           (o)   Series 2002-3
                           (p)   Series 2002-4
                           (q)   Series 2002-5

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission.

         99.1     Annual Independent Accountants' Report pursuant to
                  Section 3.06 of the Pooling and Servicing Agreement.

         99.2     Annual Statement of Compliance from the Servicer.