Form 10-K
period 2005-12-31
CITIBANK OMNI-S MASTER TRUST
filed 2006-03-29
CIK 923569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-24776

CITIBANK OMNI-S MASTER TRUST

(Exact name of registrant as specified in its charter)

New York	Not Applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Citi Omni-S Finance LLC 701 East 60th Street, North P.O. Box 6034, MC 1251, Room A Sioux Falls, South Dakota	57117
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (605) 331-2671

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒*  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐
No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Applicable.

_________________________

* On August 24, 1995, Sears Receivables Financing Group, Inc. (currently known as SRFG, Inc. (predecessor to Citi Omni-S Finance LLC)), as originator of Sears Credit Account Master Trust II (currently known as Citibank Omni-S Master Trust), was issued a no-action letter ("No-Action Letter") by the Securities and Exchange Commission with respect to certain of the registrant’s reporting requirements pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. This Form 10-K has been prepared in accordance with the terms of the No-Action Letter.

[cover page 2 of 2 pages]

PART I

Item 1.	Business.

Citibank Omni-S Master Trust (formerly known as Sears Credit Account Master Trust II) (the "Trust") was formed pursuant to a Pooling and Servicing Agreement, dated as of July 31, 1994 (as amended and supplemented, the "Pooling and Servicing Agreement"), by and among Citibank (South Dakota), National Association ("CBSD," as successor to Sears, Roebuck and Co. ("Sears")), as Servicer, Citi Omni-S Finance LLC ("Citi Omni-S," as successor to SRFG, Inc. ("SRFG")), as Seller (the “Seller”), and The Bank of New York (as successor trustee to Bank One, National Association (formerly known as The First National Bank of Chicago)), as trustee (the "Trustee").

Pursuant to Section 12.04 of the Pooling and Servicing Agreement, the Seller elected to effect a Defeasance (as defined in the Pooling and Servicing Agreement) with respect to Series 1996-5, Series 2000-4, Series 2001-1, Series 2001-3, Series 2002-2, Series 2002-3 and Series 2002-5 by entering into the Defeasance Trust Agreement Series 1996-5, the Defeasance Trust Agreement Series 2000-4, the Defeasance Trust Agreement Series 2001-1, the Defeasance Trust Agreement Series 2001-3, the Defeasance Trust Agreement Series 2002-2, the Defeasance Trust Agreement Series 2002-3 and the Defeasance Trust Agreement Series 2002-5 (collectively, the "Defeasance Trust Agreements"), each by and among the Seller, the Servicer, the Trustee and The Bank of New York as securities intermediary (in such capacity, the “Securities Intermediary”) and as paying agent (in such capacity, the “Paying Agent”) and each dated as of December 6, 2005 and establishing certain principal funding accounts and interest funding accounts and crediting certain property and amounts to such accounts.

Item 1A.	Risk Factors.

Not Applicable.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

Prior to the Defeasance described above, the property of the Trust included a portfolio of receivables (the "Receivables") arising in selected accounts under selected credit plans (the "Accounts") of Citibank USA, National Association ("Citibank") and all monies received in payment of the Receivables. Information related to the performance of the Accounts in respect of the Due Periods related to the Distribution Dates occurring in the months of January through November of 2005 is set forth in the Annual Statements filed as Exhibits 20.1 (a) to (k) to this Annual Report on Form 10-K. Following the Defeasance described above (i) all of the receivables held by the Trustee for the Citibank Omni-S Master Trust were removed from the Citibank Omni-S Master Trust and (ii) all other assets held by the Trustee pursuant to the Pooling and Servicing Agreement (other than assets held by the Trustee in connection with any Defeasance described above) were returned to the Seller. As of December 6, 2005, the property of the Trust applicable to each Series of Investor Certificateholders includes the Defeasance Collateral, as applicable, described in each of the Defeasance Trust Agreements (collectively, the “Defeasance Collateral”). Information related to the payments to Investor Certificateholders in respect of the Due Periods relating to the twelve Distribution Dates which occurred in 2005 is set forth in the Annual Statements filed as Exhibits 20.1(a) to (k) to this Annual Report on Form 10-K. Capitalized terms not defined herein have the meaning assigned to them in the Pooling and Servicing Agreement and the Defeasance Trust Agreements, as applicable.

Item 3.	Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust, Citi Omni-S, CBSD (in its capacity as servicer), or the Trustee (in its capacity as such), other than routine litigation incidental to the business of the Trust, Citi Omni-S, CBSD (in its capacity as servicer), the Trustee (in its capacity as such), the Securities Intermediary (in its capacity as such) or the Paying Agent (in its capacity as such).

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

To the best knowledge of the registrant, there is no established public trading market for the investor certificates.

Each publicly-offered class of the Trust’s investor certificates is delivered and held in book-entry form through the facilities of The Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. Each publicly-offered class of the Trust’s investor certificates is represented by one or more certificates registered in the name of Cede & Co. ("Cede"), the nominee of DTC.

Item 6.	Selected Financial Data.

Omitted pursuant to the No-Action Letter.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted pursuant to the No-Action Letter.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to the No-Action Letter.

Item 8.	Financial Statements and Supplementary Data.

Omitted pursuant to the No-Action Letter.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Not applicable.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Omitted pursuant to the No-Action Letter.

Item 11.	Executive Compensation.

Omitted pursuant to the No-Action Letter.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Each publicly-offered class of investor certificates is represented by one or more certificates registered in the name of Cede, the nominee of DTC, and an investor holding an interest in such class of investor certificates is not entitled to receive a certificate representing such interest except in limited circumstances set forth in the Pooling and Servicing Agreement. Accordingly, Cede is the sole holder of record of such investor certificates, which it holds on behalf of brokers, dealers, banks, and other direct participants in the DTC system. Such direct participants may hold the investor certificates for their own accounts or for the accounts of their customers. The name and address of Cede is Cede & Co., c/o The Depository Trust Company, 55 Water Street, New York, NY 10041.

Citi Omni-S owns 100% of the Seller Certificate, which represents beneficial ownership of a residual interest in the assets of the Trust.

Item 13.	Certain Relationships and Related Transactions.

There have not been, and there are not currently proposed, to the best knowledge of the registrant, any transaction or series of transactions, to which the Trust, Citi Omni-S, as seller, CBSD, as servicer, the Trustee, the Securities Intermediary or the Paying Agent, on behalf of the Trust, is a party with any certificateholder who owns of record or beneficially more than five percent of the investor certificates.

Item 14.	Principal Accountant Fees and Services.

                Not applicable.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Exhibits:

20.1	2005 Annual Statements prepared by the Servicer.

(a)	Series 1999-1
(b)	Series 1999-3
(c)	Series 2000-2
(d)	Series 2000-4
(e)	Series 2001-1
(f)	Series 2001-3
(g)	Series 2002-1
(h)	Series 2002-2
(i)	Series 2002-3
(j)	Series 2002-4
(k)	Series 2002-5

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission.

99.1	Annual Independent Accountants’ Report relating to compliance with certain sections of the Pooling and Servicing Agreement pursuant to Section 3.06 of the Pooling and Servicing Agreement.

99.2	Annual Independent Accountants’ Report pursuant to Section 7(c)(i) of each Defeasance Trust Agreement.

99.3	Annual Statement of Compliance from the Servicer from January 1, 2005 to December 5, 2005 pursuant to the Pooling and Servicing Agreement.

99.4	Annual Statement of Compliance from the Servicer from December 6, 2005 through December 31, 2005 pursuant to each Defeasance Trust Agreement.

(b)	Omitted pursuant to the No-Action Letter.

(c)	Omitted pursuant to the No-Action Letter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citibank Omni-S Master Trust (Registrant)

By: Citi Omni-S Finance LLC, as Seller

By: /s/ Douglas C. Morrison
Name: Douglas C. Morrison
Title: President

Dated: March 29, 2006

EXHIBIT INDEX

                      Exhibit No.

20.1	2005 Annual Statements prepared by the Servicer.

(a)	Series 1999-1
(b)	Series 1999-3
(c)	Series 2000-2
(d)	Series 2000-4
(e)	Series 2001-1
(f)	Series 2001-3
(g)	Series 2002-1
(h)	Series 2002-2
(i)	Series 2002-3
(j)	Series 2002-4
(k)	Series 2002-5

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission.

99.1	Annual Independent Accountants’ Report relating to compliance with certain sections of the Pooling and Servicing Agreement pursuant to Section 3.06 of the Pooling and Servicing Agreement.

99.2	Annual Independent Accountants’ Report pursuant to Section 7(c)(i) of each Defeasance Trust Agreement.

99.3	Annual Statement of Compliance from the Servicer from January 1, 2005 through December 5, 2005 pursuant to the Pooling and Servicing Agreement.

99.4	Annual Statement of Compliance from the Servicer from December 6, 2005 through December 31, 2005 pursuant to each Defeasance Trust Agreement.