Form 10-K
period 2006-12-31
CITIBANK OMNI-S MASTER TRUST
filed 2007-03-29
CIK 923569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 001-14607

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

Floating Rate Class A Series 2000-4 Master Trust Certificates

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
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

[Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in
Rule 12b-2 of the Exchange Act.				(Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-
2 of the Act).	Yes	☐	No	☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Applicable.

_________________________

* On August 24, 1995, Sears Receivables Financing Group, Inc. (currently known as SRFG, Inc. (predecessor to Citi Omni-S Finance LLC)), as originator of Sears Credit Account Master Trust II (currently known as Citibank Omni-S Master Trust), was issued a no-action letter (“No-Action Letter”) by the Securities and Exchange Commission with respect to certain of the registrant’s reporting requirements pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. This Form 10-K has been prepared in accordance with the terms of the No-Action Letter.

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

Pursuant to Section 12.04 of the Pooling and Servicing Agreement, the Seller elected to effect a Defeasance (as defined in the Pooling and Servicing Agreement) with respect to Series 2000-4, Series 2001-1, Series 2001-3, Series 2002-2 and Series 2002-3 by entering into the Defeasance Trust Agreement Series 2000-4, the Defeasance Trust Agreement Series 2001-1, the Defeasance Trust Agreement Series 2001-3, the Defeasance Trust Agreement Series 2002-2 and the Defeasance Trust Agreement Series 2002-3 (collectively, as amended, the "Defeasance Trust Agreements"), each by and among the Seller, the Servicer, the Trustee and The Bank of New York, as securities intermediary (in such capacity, the “Securities Intermediary”) and as paying agent (in such capacity, the “Paying Agent”), and each dated as of December 6, 2005 and establishing certain principal funding accounts and interest funding accounts and crediting certain property and amounts to such accounts.

Item 1A. Risk Factors.

Not Applicable.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Prior to the Defeasance described above, the property of the Trust included a portfolio of receivables (the "Receivables") arising in selected accounts under selected credit plans (the "Accounts") of Citibank USA, National Association ("Citibank") and all monies received in payment of the Receivables. Following the Defeasance described above (i) all of the receivables held by the Trustee for the Citibank Omni-S Master Trust were removed from the Citibank Omni-S Master Trust and (ii) all other assets held by the Trustee pursuant to the Pooling and Servicing Agreement (other than assets held by the Trustee in connection with any Defeasance described above) were returned to the Seller. As of December 6, 2005, the property of the Trust applicable to each Series of Investor Certificateholders includes the Defeasance Collateral, as applicable, described in each of the Defeasance Trust Agreements (collectively, the “Defeasance Collateral”). Information related to the payments to Investor Certificateholders which occurred in 2006 is set forth in the Annual Statements filed as Exhibits 20.1(a) to (e) to this Annual Report on Form 10-K. Capitalized terms not defined herein have the meaning assigned to them in the Pooling and Servicing Agreement and the Defeasance Trust Agreements, as applicable.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Omitted pursuant to the No-Action Letter.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to the No-Action Letter.

Item 8. Financial Statements and Supplementary Data.

Omitted pursuant to the No-Action Letter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Not applicable.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

The Trust does not have any directors.

Item 14. Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)  Omitted pursuant to the No-Action Letter.

(a)(2)  Omitted pursuant to the No-Action Letter.

(a)(3)  Omitted pursuant to the No-Action Letter.

(b)  Exhibits:

20.1  2006 Annual Statements prepared by the Servicer.

(a)  Series 2000-4

(b)  Series 2001-1

(c)  Series 2001-3

(d)  Series 2002-2

(e)  Series 2002-3

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission.

99.1	Annual Independent Accountants’ Report pursuant to Sections 7(c)(i) and 7(c)(ii) of each Defeasance Trust Agreement.

99.2	Annual Statement of Compliance from the Servicer from January 1, 2006 through December 31, 2006 pursuant to each Defeasance Trust Agreement.

(c)  Omitted pursuant to the No-Action Letter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citibank Omni-S Master Trust

(Registrant)

By:  Citi Omni-S Finance LLC,

as Seller

By:   /s/ Douglas C. Morrison

Name:  Douglas C. Morrison

Title:  President

Dated: March 29, 2007

EXHIBIT INDEX

Exhibit No.

20.1  2006 Annual Statements prepared by the Servicer.

(a) Series 2000-4
(b) Series 2001-1
(c) Series 2001-3
(d) Series 2002-2
(e) Series 2002-3

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission.

99.1	Annual Independent Accountants’ Report pursuant to Sections 7(c)(i) and 7(c)(ii) of each Defeasance Trust Agreement.

99.2	Annual Statement of Compliance from the Servicer from January 1, 2006 through December 31, 2006 pursuant to each Defeasance Trust Agreement.