Form 10-K
period 2008-12-31
CITIBANK OMNI-S MASTER TRUST
filed 2009-03-25
CIK 923569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                             Yes ☐ No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                                                                                Yes ☐ No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                          Yes [X]*  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                                                                        [X]*

                                                                                                     [Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.    (Check one):

Large accelerated filer ☐
Accelerated filer ☐

Non-accelerated filer  [X]   (Do not check if a smaller reporting company)

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                                                                                                                Yes ☐ No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not Applicable.

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

PART I

Item 1. Business.

Citibank Omni-S Master Trust (formerly known as Sears Credit Account Master Trust II) (the "Trust") was formed pursuant to a Pooling and Servicing Agreement, dated as of July 31, 1994 (as amended and supplemented, the "Pooling and Servicing Agreement"), by and among Citibank (South Dakota), National Association ("CBSD," as successor to Sears, Roebuck and Co. ("Sears")), as Servicer, Citi Omni-S Finance LLC ("Citi Omni-S," as successor to SRFG, Inc. ("SRFG")), as Seller (the "Seller"), and The Bank of New York Mellon (formerly known as The Bank of New York (as successor to Bank One, National Association (formerly known as The First National Bank of Chicago))), as trustee (the "Trustee").

Pursuant to Section 12.04 of the Pooling and Servicing Agreement, the Seller elected to effect a Defeasance (as defined in the Pooling and Servicing Agreement) with respect to Series 2002-2 and Series 2002-3 by entering into the Defeasance Trust Agreement Series 2002-2 and the Defeasance Trust Agreement Series 2002-3 (collectively, as amended, the "Defeasance Trust Agreements"), each by and among the Seller, the Servicer, the Trustee and The Bank of New York Mellon (formerly known as The Bank of New York (as successor to Bank One, National Association (formerly known as The First National Bank of Chicago))), as securities intermediary (in such capacity, the "Securities Intermediary") and as paying agent (in such capacity, the "Paying Agent"), and each dated as of December 6, 2005 and establishing certain principal funding accounts and interest funding accounts and crediting certain property and amounts to such accounts.

Item 1A.  Risk Factors.

Not Applicable.

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Prior to the Defeasance described above, the property of the Trust included a portfolio of receivables (the "Receivables") arising in selected accounts under selected credit plans (the "Accounts") of Citibank USA, National Association ("Citibank") and all monies received in payment of the Receivables. Following the Defeasance described above (i) all of the receivables held by the Trustee for the Citibank Omni-S Master Trust were removed from the Citibank Omni-S Master Trust and (ii) all other assets held by the Trustee pursuant to the Pooling and Servicing Agreement (other than assets held by the Trustee in connection with any Defeasance described above) were returned to the Seller. As of December 6, 2005, the property of the Trust applicable to each Series of Investor Certificateholders includes the Defeasance Collateral, as applicable, described in each of the Defeasance Trust Agreements (collectively, the "Defeasance Collateral"). Information related to the payments to Investor Certificateholders which occurred in 2008 is set forth in the Annual Statements filed as Exhibits 20.1(a) and (b) to this Annual Report on Form 10-K. Capitalized terms not defined herein have the meaning assigned to them in the Pooling and Servicing Agreement and the Defeasance Trust Agreements, as applicable.

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

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There have not been, and there is not currently proposed, to the best knowledge of the registrant, any transaction or series of transactions, to which the Trust, Citi Omni-S, as seller, CBSD, as servicer, the Trustee, the Securities Intermediary or the Paying Agent, on behalf of the Trust, is a party with any certificateholder who owns of record or beneficially more than five percent of the investor certificates.

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

Item 15. Exhibits and Financial Statement Schedules.

                            (a)(1)     Omitted pursuant to the No-Action Letter.

                            (a)(2)     Omitted pursuant to the No-Action Letter.

                            (a)(3)     Omitted pursuant to the No-Action Letter.

                            (b)         Exhibits:

                                          20.1    2008 Annual Statements prepared by the Servicer.

                                                     (a)   Series 2002-2

                                                     (b)   Series 2002-3

                                         31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and

                                                   relevant rules and regulations of the Securities and Exchange Commission.

                                         99.1  Annual Independent Accountants' Report pursuant to Sections 7(c)(i) and 7(c)(ii)

                                                  of each Defeasance Trust Agreement.

                                        99.2   Annual Statement of Compliance from the Servicer from January 1, 2008 through December 31, 2008 pursuant to each Defeasance Trust Agreement.

                            (c)        Omitted pursuant to the No-Action Letter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citibank Omni-S Master Trust
(Registrant)

By: Citi Omni-S Finance LLC, as Seller

By: /s/ Douglas C. Morrison Name: Douglas C. Morrison Title: President (senior officer in charge of securitization)

Dated: March 25, 2009

EXHIBIT INDEX

Exhibit No.

20.1	2008 Annual Statements prepared by the Servicer.

(a)	Series 2002-2
(b)	Series 2002-3

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission.

99.1	Annual Independent Accountants' Report pursuant to Sections 7(c)(i) and 7(c)(ii) of each Defeasance Trust Agreement.

99.2	Annual Statement of Compliance from the Servicer from January 1, 2008 through December 31, 2008 pursuant to each Defeasance Trust Agreement.