Form 10-K
period 2010-12-31
CITIBANK OMNI-S MASTER TRUST
filed 2011-03-28
CIK 923569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

___________________________

* On August 24, 1995, Sears Receivables Financing Group, Inc. (subsequently known as SRFG, Inc. (predecessor to Citi Omni-S Finance LLC)), as originator of Sears Credit Account Master Trust II (currently known as Citibank Omni-S Master Trust), was issued a no-action letter ("No-Action Letter") by the Securities and Exchange Commission with respect to certain of the registrant's reporting requirements pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  This Form 10-K has been prepared in accordance with the terms of the No-Action Letter.

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

Pursuant to Section 12.04 of the Pooling and Servicing Agreement, the Seller elected to effect a Defeasance (as defined in the Pooling and Servicing Agreement) with respect to Series 2002-3 by entering into the Defeasance Trust Agreement Series 2002-3 (as amended, the "Defeasance Trust Agreement"), by and among the Seller, the Servicer, the Trustee and The Bank of New York Mellon (formerly known as The Bank of New York (as successor to Bank One, National Association (formerly known as The First National Bank of Chicago))), as securities intermediary (in such capacity, the "Securities Intermediary") and as paying agent (in such capacity, the "Paying Agent"), and dated as of December 6, 2005 and establishing certain principal funding accounts and interest funding accounts and crediting certain property and amounts to such accounts.

Item 1A. Risk Factors.

Not Applicable.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2.    Properties.

Prior to the Defeasance described above, the property of the Trust included a portfolio of receivables (the "Receivables") arising in selected accounts under selected credit plans (the "Accounts") of Citibank USA, National Association ("Citibank") and all monies received in payment of the Receivables.  Following the Defeasance described above (i) all of the receivables held by the Trustee for the Citibank Omni-S Master Trust were removed from the Citibank Omni-S Master Trust and (ii) all other assets held by the Trustee pursuant to the Pooling and Servicing Agreement (other than assets held by the Trustee in connection with any Defeasance described above) were returned to the Seller.  The property of the Trust includes the Defeasance Collateral described in the Defeasance Trust Agreement (the "Defeasance Collateral").  Information related to the payments to Investor Certificateholders that occurred in 2010 is set forth in the Annual Statement filed as Exhibit 20.1 to this Annual Report on Form 10-K.  Capitalized terms not defined herein have the meaning assigned to them in the Pooling and Servicing Agreement and the Defeasance Trust Agreement, as applicable.

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

Item 4.    (Removed and Reserved).

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

To the best knowledge of the registrant, there is no established public trading market for the investor certificates.

The Trust's Series 2002-3 Class A investor certificates were delivered and are held in book-entry form through the facilities of The Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended.  The Trust's Series 2002-3 Class A investor certificates are represented by one or more certificates registered in the name of Cede & Co. ("Cede"), the nominee of DTC.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Series 2002-3 Class A investor certificates are represented by one or more certificates registered in the name of Cede, the nominee of DTC, and an investor holding an interest in such class of investor certificates is not entitled to receive a certificate representing such interest except in limited circumstances set forth in the Pooling and Servicing Agreement.  Accordingly, Cede is the sole holder of record of such investor certificates, which it holds on behalf of brokers, dealers, banks, and other direct participants in the DTC system.  Such direct participants may hold the investor certificates for their own accounts or for the accounts of their customers.  The name and address of Cede is Cede & Co., c/o The Depository Trust Company, 55 Water Street, New York, NY 10041.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)      Omitted pursuant to the No-Action Letter.
(a)(2)      Omitted pursuant to the No-Action Letter.
(a)(3)      Omitted pursuant to the No-Action Letter.

(b)           Exhibits:

20.1	2010 Series 2002-3 Annual Statement prepared by the Servicer.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission.

99.1	Annual Independent Accountants' Report pursuant to Sections 7(c)(i) and 7(c)(ii) of the Defeasance Trust Agreement.

99.2	Annual Statement of Compliance from the Servicer from January 1, 2010 through December 31, 2010 pursuant to the Defeasance Trust Agreement.

(c)	Omitted pursuant to the No-Action Letter.

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

By: /s/ Douglas C. Morrison
Name: Douglas C. Morrison
Title: President
(senior officer in charge of securitization)
Dated: March 28, 2011

EXHIBIT INDEX

Exhibit No.

20.1	2010 Series 2002-3 Annual Statement prepared by the Servicer.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission.

99.1	Annual Independent Accountants' Report pursuant to Sections 7(c)(i) and 7(c)(ii) of the Defeasance Trust Agreement.

99.2	Annual Statement of Compliance from the Servicer from January 1, 2010 through December 31, 2010 pursuant to the Defeasance Trust Agreement.