Form 10-K
period 2011-12-31
CITIBANK OMNI-S MASTER TRUST
filed 2012-03-28
CIK 923569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

PART I

Item 1. Business.

Citibank Omni-S Master Trust (formerly known as Sears Credit Account Master Trust II) (the “Trust”) was formed pursuant to a Pooling and Servicing Agreement, dated as of July 31, 1994 (as amended and supplemented, the “Pooling and Servicing Agreement”), by and among Citibank (South Dakota), National Association (as successor to Sears, Roebuck and Co. (“Sears”)), as Servicer, Citi Omni-S Finance LLC (“Citi Omni-S,” as successor to SRFG, Inc. (“SRFG”)), as Seller (the “Seller”), and The Bank of New York Mellon (formerly known as The Bank of New York (as successor to Bank One, National Association (formerly known as The First National Bank of Chicago))), as trustee (the “Trustee”).  By operation of law, upon the merger of Citibank (South Dakota), National Association with and into Citibank, N.A. on July 1, 2011, Citibank N.A. became the Servicer of the Trust.

Pursuant to Section 12.04 of the Pooling and Servicing Agreement, the Seller elected to effect a Defeasance (as defined in the Pooling and Servicing Agreement) with respect to Series 2002-3 by entering into the Defeasance Trust Agreement Series 2002-3 (as amended, the “Defeasance Trust Agreement”), by and among the Seller, the Servicer, the Trustee and The Bank of New York Mellon (formerly known as The Bank of New York (as successor to Bank One, National Association (formerly known as The First National Bank of Chicago))), as securities intermediary (in such capacity, the “Securities Intermediary”) and as paying agent (in such capacity, the “Paying Agent”), and dated as of December 6, 2005 and establishing a principal funding account and interest funding account and crediting certain property and amounts to such accounts.

Item 1A. Risk Factors.

Not Applicable.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Prior to the Defeasance described above, the property of the Trust included a portfolio of receivables (the “Receivables”) arising in selected accounts under selected credit plans (the “Accounts”) of Citibank USA, National Association and all monies received in payment of the Receivables.  Following the Defeasance described above (i) all of the receivables held by the Trustee for the Citibank Omni-S Master Trust were removed from the Citibank Omni-S Master Trust and (ii) all other assets held by the Trustee pursuant to the Pooling and Servicing Agreement (other than assets held by the Trustee in connection with any Defeasance described above) were returned to the Seller.  The property of the Trust includes the Defeasance Collateral described in the Defeasance Trust Agreement (the “Defeasance Collateral”).  Information related to the payments to Investor Certificateholders that occurred in 2011 is set forth in the Annual Statement filed as Exhibit 20.1 to this Annual Report on Form 10-K.  Capitalized terms not defined herein have the meaning assigned to them in the Pooling and Servicing Agreement and the Defeasance Trust Agreement, as applicable.

Item 3. Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust, Citi Omni-S, Citibank, N.A. (in its capacity as servicer), or the Trustee (in its capacity as such), other than routine litigation incidental to the business of the Trust, Citi Omni-S, Citibank, N.A. (in its capacity as servicer), the Trustee (in its capacity as such), the Securities Intermediary (in its capacity as such) or the Paying Agent (in its capacity as such).

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

To the best knowledge of the registrant, there is no established public trading market for the investor certificates.

The Trust’s Series 2002-3 Class A investor certificates were delivered and are held in book-entry form through the facilities of The Depository Trust Company (“DTC”), a “clearing agency” registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended.  The Trust’s Series 2002-3 Class A investor certificates are represented by one or more certificates registered in the name of Cede & Co. (“Cede”), the nominee of DTC.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There have not been, and there is not currently proposed, to the best knowledge of the registrant, any transaction or series of transactions, to which the Trust, Citi Omni-S, as seller, Citibank, N.A., as servicer, the Trustee, the Securities Intermediary or the Paying Agent, on behalf of the Trust, is a party with any certificateholder who owns of record or beneficially more than five percent of the investor certificates.

The Trust does not have any directors.

Item 14. Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Omitted pursuant to the No-Action Letter.
(a)(2)	Omitted pursuant to the No-Action Letter.
(a)(3)	Omitted pursuant to the No-Action Letter.

(b)	Exhibits:

	20.1	2011 Series 2002-3 Annual Statement prepared by the Servicer.

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission.

	99.1	Annual Independent Accountants’ Report pursuant to Sections 7(c)(i) and 7(c)(ii) of the Defeasance Trust Agreement.

	99.2	Annual Statement of Compliance from the Servicer from January 1, 2011 through December 31, 2011 pursuant to the Defeasance Trust Agreement.

(c)	Omitted pursuant to the No-Action Letter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citibank Omni-S Master Trust
(Registrant)

	By:	Citi Omni-S Finance LLC,
as Seller

	By:	/s/ Douglas C. Morrison
		Name:	Douglas C. Morrison
		Title:	President
(senior officer in charge of securitization of the depositor)

Dated: March 28, 2012

EXHIBIT INDEX

Exhibit No.

20.1	2011 Series 2002-3 Annual Statement prepared by the Servicer.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission.

99.1	Annual Independent Accountants’ Report pursuant to Sections 7(c)(i) and 7(c)(ii) of the Defeasance Trust Agreement.

99.2	Annual Statement of Compliance from the Servicer from January 1, 2011 through December 31, 2011 pursuant to the Defeasance Trust Agreement.